Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1996-11-12
CIK 857531

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________________ to _________________

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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       72,941       $        1,284
              Nonoperating interests income receivable                                        101,861               72,950
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       174,802               74,234
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,497,511            2,587,083
         Less-Accumulated amortization                                                     (1,859,171)          (1,754,048)
                                                                                       ---------------      ---------------
                                                                                              638,340              833,035
                                                                                       ---------------      ---------------
                                                                                       $      813,142       $      907,269
                                                                                       ==============       ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $        4,750       $       71,260
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    808,392              836,009
                                                                                       ---------------     ----------------

                                                                                       $      813,142       $      907,269
                                                                                       ===============      ===============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                      1996            1995             1996               1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        51,163   $        62,387  $       260,622   $       242,170
   Interest income                                        472                18              540                41
                                              ---------------   ---------------  ---------------   ---------------
                                                       51,635            62,405          261,162           242,211
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        30,559            50,070          105,123           163,738
   General and administrative                          14,249            13,412           42,851            37,087
                                              ---------------   ---------------  ---------------   ---------------
                                                       44,808            63,482          147,974           200,825
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,827   $        (1,077) $       113,188   $        41,386
                                              ===============   ===============  ===============   ===============


Limited Partners' net income (loss)
    per unit                                  $           .25   $          (.04) $          4.14   $          1.51
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                      1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      113,188          $        41,386
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     105,123                  163,738
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                   (28,911)                  73,039
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (66,510)                     251
                                                                                ---------------         ---------------
               Net cash provided by (used in) operating activities                     122,890                  278,414
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (12,271)                 (18,850)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                        101,843                       --
    Payable related to property capital costs                                               --                 (169,836)
                                                                                ---------------         ---------------
               Net cash provided by (used in) investing activities                      89,572                 (188,686)
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (140,805)                 (89,687)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    71,657                       41
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,284                    1,214
                                                                                ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       72,941          $         1,255
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $          312          $         2,579
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

      Use of Estimates --

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

                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests decreased 18 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales declined $21,036 or 22 percent in the third quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to decreased gas and oil production. A decline of 35 percent in gas production and 22 percent in oil production had a significant impact on partnership performance. Current quarter gas and oil prices increased 78 percent or $1.07/MCF and 16 percent or $2.43/BBL, respectively, partially offsetting the revenues declines.

      Associated amortization expense decreased 36 percent or $17,266.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $2,245 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 8 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $2,977 or 1 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 59 percent or $.88/MCF and in oil prices of 14 percent or $2.17/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 34 percent and 19 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 35 percent or $56,370.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $2,245 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                                SWIFT ENERGY MANAGED PENSION
                                                ASSETS PARTNERSHIP 1989-C, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer