Form 10-Q
period 1997-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1997-05-13
CIK 857531

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                    3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8

PART II.    OTHER INFORMATION                                             9


SIGNATURES                                                               10

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      342,566       $      166,985
              Nonoperating interests income receivable                                        100,799              320,324
                                                                                       --------------       --------------
                   Total Current Assets                                                       443,365              487,309
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,308,811            2,295,768
         Less-Accumulated amortization                                                     (1,925,539)          (1,907,029)
                                                                                       --------------       --------------
                                                                                              383,272              388,739
                                                                                       --------------       --------------
                                                                                       $      826,637       $      876,048
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,035       $        3,325
                                                                                       --------------       --------------

         Partners' Capital                                                                    821,602              872,723
                                                                                       --------------       --------------
                                                                                       $      826,637       $      876,048
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        76,116   $        94,085
             Interest income                                                               1,947                28
                                                                                 ---------------   ---------------
                                                                                          78,063            94,113
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 18,510            41,306
             General and administrative                                                   15,104            13,906
                                                                                 ---------------   ---------------
                                                                                          33,614            55,212
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        44,449   $        38,901
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          1.63
                                              ===============
         March 31, 1996                       $          1.42
                                              ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                       1997                    1996
                                                                                ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         44,449        $        38,901
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        18,510                 41,306
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  219 525                (38,343)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       282,484                 41,864
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (13,043)                (7,478)
        Increase (decrease) in payable related to excess costs                             1,710                  2,157
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       (11,333)                (5,321)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (95,570)               (36,537)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     175,581                      6
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         166,985                  1,284
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        342,566        $         1,290
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $           312
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Managed Pension Assets Partnership 1989-C, Ltd., a Texas limited partnership ("the Partnership"), was formed on September 30, 1989, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 322 limited partners made total capital contributions of $2,735,300.

                  Nonoperating interests acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues are being shared 85 percent by the limited partners and 15 percent by the general partners. During 196, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues will be
        (were) shared 90 percent by the limited partners and 10 percent by the general partners.

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

                  The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-C, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 19 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined 19 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased gas and oil production. Gas production decreased 38 percent and oil production declined 30 percent. The decrease in production had a significant impact on partnership performance. Production declines were partially offset by an increase in gas prices of 20 percent or $.48/MCf and in oil prices of 22 percent or $3.69/BBL when compared to first quarter 1996 prices.

      Associated amortization expense decreased 55 percent or $22,796.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in an 90:10 ratio.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                           PART II - OTHER INFORMATION




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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:     May 5, 1997             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1997             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer