Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1997-08-12
CIK 857531

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS


                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      304,944       $      166,985
              Nonoperating interests income receivable                                         75,006              320,324
                                                                                       --------------       --------------
                   Total Current Assets                                                       379,950              487,309
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,305,737            2,295,768
         Less-Accumulated amortization                                                     (1,939,902)          (1,907,029)
                                                                                       --------------       --------------
                                                                                              365,835              388,739
                                                                                       --------------       --------------
                                                                                       $      745,785       $      876,048
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        4,579       $        3,325
                                                                                       --------------       --------------

         Partners' Capital                                                                    741,206              872,723
                                                                                       --------------       --------------
                                                                                       $      745,785       $      876,048
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                              --------------------------------- ----------------------------------
                                                   1997                1996           1997               1996
                                              ---------------   --------------- ----------------   ---------------
REVENUES:
   Income from nonoperating interests         $        35,270   $       115,374  $       111,387   $       209,458
   Interest income                                      4,053                40            6,000                68
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,323           115,414          117,387           209,526
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        14,363            33,258           32,873            74,564
   General and administrative                          13,736            14,696           28,841            28,601
                                              ---------------   ---------------  ---------------   ---------------
                                                       28,099            47,954           61,714           103,165
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        11,224   $        67,460  $        55,673   $       106,361
                                              ===============   ================ ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .41   $          2.47  $          2.04   $          3.89
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                     1997                      1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       55,673          $       106,361
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      32,873                   74,564
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 34,589                 (122,458)
        (Increase) decrease in other current assets                                    210,729                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (66,361)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              333,864                   (7,894)
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (9,969)                 (11,262)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                  102,017
    Increase (decrease) in payable related to excess costs                               1,254                       --
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                               (8,715)                  90,755
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (187,190)                 (82,838)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   137,959                       23
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       166,985                    1,284
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      304,944          $         1,307
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           312
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 69 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $85,509 or 59 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 48 percent in gas production and 25 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 39 percent or $.87/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 57 percent or $18,895.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 47 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $110,278 or 40 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 43 percent in gas production and 28 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 4 percent or $.68/BBL partially offset the production declines.

      Associated amortization expense declined 56 percent or $41,691.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1989-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1997      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer