Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1997-11-12
CIK 857531

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      262,339       $      166,985
              Nonoperating interests income receivable                                         77,117              320,324
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       339,456              487,309
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,307,223            2,295,768
         Less-Accumulated amortization                                                     (1,955,180)          (1,907,029)
                                                                                       ---------------     ----------------
                                                                                              352,043              388,739
                                                                                       ---------------     ----------------
                                                                                       $      691,499       $      876,048
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,368       $        3,325
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    688,131              872,723
                                                                                       ---------------     ----------------
                                                                                       $      691,499       $      876,048
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996             1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        43,655   $        51,163  $       155,042   $       260,622
   Interest income                                      3,585               472            9,585               540
                                              ---------------   ---------------  ---------------   ---------------
                                                       47,240            51,635          164,627           261,162
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        15,278            30,559           48,151           105,123
   General and administrative                          10,105            14,249           38,946            42,851
                                              ---------------   ---------------  ---------------   ---------------
                                                       25,383            44,808           87,097           147,974
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        21,857   $         6,827  $        77,530   $       113,188
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .80   $           .25  $          2.83   $          4.14
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       77,530          $       113,188
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      48,151                  105,123
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 32,478                  (28,911)
        (Increase) decrease in other current assets                                    210,729                       --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                  (66,510)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     368,888                  122,890
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (11,455)                 (12,271)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                  101,843
    Increase (decrease) in payable related to excess costs                                  43                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (11,412)                  89,572
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (262,122)                (140,805)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    95,354                   71,657
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       166,985                    1,284
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      262,339          $        72,941
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           312
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 15 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $9,282 or 12 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 33 percent in gas production and 21 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 10 percent or $.25/MCF when compared to third quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 50 percent or $15,281.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 41 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $119,560 or 34 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 40 percent in gas production and 26 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 6 percent or $.13/MCF further contributed to the decreased revenues.

      Associated amortization expense declined 54 percent or $56,972.

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


                                      SWIFT ENERGY MANAGED PENSION
                                      ASSETS PARTNERSHIP 1989-C, LTD.
                                      (Registrant)

                           By:        SWIFT ENERGY COMPANY
                                      Managing General Partner


Date:  November 4, 1997    By:        /s/ John R. Alden
       ----------------               -----------------------------------------
                                      John R. Alden
                                      Senior Vice President, Secretary
                                      and Principal Financial Officer

Date:  November 4, 1997    By:        /s/ Alton D. Heckaman, Jr.
       ----------------               -----------------------------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President, Controller
                                      and Principal Accounting Officer