Form 10-Q
period 1998-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1998-05-15
CIK 857531

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                    3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  9

PART II.    OTHER INFORMATION                                            10


SIGNATURES                                                               11

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1998                  1997
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      213,650       $      237,208
              Nonoperating interests income receivable                                         56,070               84,237
                                                                                       --------------       --------------
                   Total Current Assets                                                       269,720              321,445
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,295,393            2,294,212
         Less-Accumulated amortization                                                     (1,988,258)          (1,973,105)
                                                                                       --------------       --------------
                                                                                              307,135              321,107
                                                                                       --------------       --------------
                                                                                       $      576,855       $      642,552
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,701       $        4,476
                                                                                       --------------       --------------

         Limited Partners' Capital (27,353 Limited Partnership Units;
                                    $100 per unit)                                            572,169              638,059
         General Partners' Capital                                                                985                   17
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    573,154              638,076
                                                                                       --------------       --------------
                                                                                       $      576,855       $      642,552
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        27,471   $        76,116
             Interest income                                                               2,909             1,947
                                                                                 ---------------   ---------------
                                                                                          30,380            78,063
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 15,153            18,510
             General and administrative                                                   11,103            15,104
                                                                                 ---------------   ---------------
                                                                                          26,526            33,614
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         4,124   $        44,449
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $           .15
                                              ===============
         March 31, 1997                       $          1.63
                                              ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                       1998                    1997
                                                                                ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $          4,124        $        44,449
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        15,153                 18,510
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   28,167                219,525
        Increase (decrease) in accounts payable                                             (775)                 1,710
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                        46,669                284,194
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (1,181)               (13,043)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (69,046)               (95,570)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (23,558)               175,581
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         237,208                166,985
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        213,650        $       342,566
                                                                                ================        ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues are being shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997, 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $46,669 and $284,194 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $69,046 and $95,570 for the three months ended March 31, 1998 and 1997, respectively.

         Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 64 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $59,605 or 57 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 42 percent or $1.22/MCF and in oil prices of 34 percent or $6.97/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 41 percent and 30 percent, respectively when compared to first quarter 1997 production volumes, further contributing to decreased revenues. Sale of the Gladewater gas unit in Gregg County, Texas (Cairn Acquisition) had an impact on 1998 partnership production volumes.

         Total amortization expense decreased 18 percent or $3,357 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

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


Date:     May 5, 1998             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1998             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer