Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1998-08-13
CIK 857531

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                 3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997      4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                      5

            Notes to Financial Statements                                             6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      175,422       $      237,208
              Nonoperating interests income receivable                                         47,727               84,237
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        223,149              321,445
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,303,899            2,294,212
         Less-Accumulated amortization                                                     (2,000,729)          (1,973,105)
                                                                                       ---------------     ----------------
                                                                                              303,170              321,107
                                                                                       ---------------     ----------------
                                                                                       $      526,319       $      642,552
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,951       $        4,476
                                                                                       ---------------     ----------------

         Limited Partners' Capital (27,353 Limited Partnership Units;
                                   $100 per unit)                                             522,207              638,059
         General Partners' Capital                                                                161                   17
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     522,368              638,076
                                                                                       ---------------     ----------------
                                                                                       $      526,319       $      642,552
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        23,845   $        35,270  $        51,317   $       111,387
   Interest income                                      2,516             4,053            5,425             6,000
                                              ---------------   ---------------  ---------------   ---------------
                                                       26,361            39,323           56,742           117,387
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        12,471            14,363           27,624            32,873
   General and administrative                          11,852            13,736           22,956            28,841
                                              ---------------   ---------------  ---------------   ---------------
                                                       24,323            28,099           50,580            61,714
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         2,038   $        11,224  $         6,162   $        55,673
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .07   $           .41  $           .23   $          2.04
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ---------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        6,162          $        55,673
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      27,624                   32,873
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 36,510                   34,589
        (Increase) decrease in other current assets                                         --                  210,729
        Increase (decrease) in accounts payable                                           (525)                   1,254
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               69,771                  335,118
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (9,687)                  (9,969)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (121,870)                (187,190)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (61,786)                 137,959
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       237,208                  166,985
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      175,422          $       304,944
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $69,771 and $335,118 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $121,870 and $187,190 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 32 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $27,786 or 47 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 44 percent or $7.09/BBL. The decrease in oil prices had a significant impact on partnership performance. Also, oil production decreased 53 percent and gas production declined 14 percent, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 43 percent or $.59/MCF when compared to second quarter 1997 prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 13 percent or $1,892 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 54 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $87,391 or 53 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 36 percent or $6.63/BBL and in gas prices of 19 percent or $.43/MCF, had a significant impact on partnership performance. Also, current period oil and gas production declined 40 percent and 29 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. Sale of the Gladewater gas unit in Gregg County, Texas (Cairn Acquisition) had an impact on 1998 partnership production volumes.

      Associated amortization expense decreased 16 percent or $5,249 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998     By:        /s/ John R. Alden
          --------------                ---------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1998     By:        /s/ Alton D. Heckaman, Jr.
          --------------                ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer