Form 10-Q
period 1998-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1998-11-16
CIK 857531

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                              PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                      3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997          4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                          5

            Notes to Financial Statements                                                       6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                        9

PART II.    OTHER INFORMATION                                                                  11


SIGNATURES                                                                                     12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      134,553       $      237,208
              Nonoperating interests income receivable                                         49,355               84,237
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        183,908              321,445
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,308,230            2,294,212
         Less-Accumulated amortization                                                     (2,012,481)          (1,973,105)
                                                                                       ---------------     ----------------
                                                                                              295,749              321,107
                                                                                       ---------------     ----------------
                                                                                       $      479,657       $      642,552
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,080       $        4,476
                                                                                       ---------------     ----------------

         Limited Partners' Capital (27,353 Limited Partnership Units;
                                   $100 per unit)                                             472,324              638,059
         General Partners' Capital                                                              2,253                   17
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                     474,577              638,076
                                                                                       ---------------     ----------------
                                                                                       $      479,657       $      642,552
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ---------------  ----------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        14,520   $        43,655  $        65,837   $       155,042
   Interest income                                      2,017             3,585            7,442             9,585
                                              ---------------   ---------------  ---------------   ---------------
                                                       16,537            47,240           73,279           164,627
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        11,752            15,278           39,376            48,151
   General and administrative                          10,351            10,105           33,307            38,946
                                              ---------------   ---------------  ---------------   ---------------
                                                       22,103            25,383           72,683            87,097
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (5,566)  $        21,857  $           596   $        77,530
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.20)  $           .80  $           .02   $          2.83
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $          596          $        77,530
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      39,376                   48,151
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 34,882                   32,478
        (Increase) decrease in other current assets                                         --                  210,729
        Increase (decrease) in accounts payable                                            604                       43
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      75,458                  368,931
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (14,018)                 (11,455)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (164,095)                (262,122)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (102,655)                  95,354
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       237,208                  166,985
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      134,553          $       262,339
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

                  Generally,all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997, 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentatioin.

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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $75,458 and $368,931 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $164,095 and $262,122 for the nine months ended September 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1998 (current quarter) when compared to the quarter ended September 30, 1997 (corresponding quarter), and for the nine months ended September 30, 1998 (current period), when compared to the nine months ended September 30, 1997 (corresponding period).

Three Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 67 percent in the third quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $38,164 or 57 percent in the third quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 40 percent and oil production declined 52 percent. The decrease in production volumes had a significant impact on partnership performance. Also, current quarter oil prices declined 50 percent or $8.51/BBL, further contributing to decreased revenues.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense decreased 23 percent or $3,526 in 1998 compared to third quarter 1997, also related to the decline in production volumes.

Nine Months Ended September 30, 1998 and 1997

      Income from nonoperating interests decreased 57 percent in the first nine months of 1998 when compared to the same period in 1997. Oil and gas sales declined $125,555 or 55 percent in the first nine months of 1998 compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 39 percent or $7.11/BBL and in gas prices of 14 percent or $.31/MCF had a significant impact on partnership performance. Also, current period oil and gas production declined 44 percent and 32 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. Sale of the Gladwater gas unit in Gregg County, Texas (Cairn Acquisition) had an impact on 1998 partnership production volumes.

      Associated amortization expense decreased 18 percent or $8,775 in 1998 compared to the first nine months of 1997, also related to the decline in production volumes.

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


                                           SWIFT ENERGY MANAGED PENSION
                                           ASSETS PARTNERSHIP 1989-C, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner


Date:  November 4, 1998         By:        /s/ John R. Alden
       ----------------                    ------------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:  November 4, 1998         By:        /s/ Alton D. Heckaman, Jr.
       ----------------                    ------------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer