Form 10-K405
period 1998-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1999-03-24
CIK 857531

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                           Incorporated as to

    Registration Statement No. 33-15998               Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.


ITEM NO.                            PART I                                PAGE
   1         Business                                                      I-1
   2         Properties                                                    I-5
   3         Legal Proceedings                                             I-8
   4         Submission of Matters to a Vote of
               Security Holders                                            I-8


                                    PART II

   5         Market Price of and Distributions on the
               Registrant's Units and Related Limited
               Partner Matters                                            II-1
   6         Selected Financial Data                                      II-2
   7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations              II-2
   8         Financial Statements and Supplementary Data                  II-4
   9         Disagreements on Accounting and Financial
               Disclosure                                                 II-4


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1998, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Operating Partnership had conveyed to the Registrant a 40% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1998, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The  Eakly-Weatherford  Field is in Custer  County,  Oklahoma in the
Anadarko  Basin  (Amoco  acquisition).   The  Eakly-Weatherford  Field  produces
primarily natural gas and condensate and accounts for 30% of the value.

         2.  The  Cheniere   Cadeville  Unit  is  located  in  Ouachita  Parish,
Louisiana, (Cairn Acquisition) and accounts for 25% of the value in this Partnership.

         3. Approximately 19% of the Partnership's value is from the AWP Field in McMullen County, Texas (AWP acquisition). The wells produce from the Olmos formation in this field.

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

                                               Net Production
                                     -----------------------------------
                                            For the Years Ended
                                                December 31,
                                     -----------------------------------
                                       1998         1997           1996
                                     -------       -------       -------
Net Volumes (Equivalent MCFs)        71,343        105,848       212,703

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                    $1.08         $1.74         $1.92

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------
                                            1998                      1997                        1996
                                    --------------------      ---------------------      -------------------
                                                 Natural                   Natural                    Natural
                                      Oil          Gas          Oil           Gas           Oil         Gas
                                    -------      -------      -------      --------      -------      ------
                                    (BBLS)        (MMCF)       (BBLS)        (MMCF)       (BBLS)       MMCF)
Proved developed
   reserves at end of year           16,204          146       27,773           233       36,488         475
                                    -------         ----      -------           ---      -------        ----
Proved reserves
   Balance at beginning
     of year                         34,594          303       43,140           545       58,951         662

   Extensions, discoveries
     and other additions                  3           --           --            --            8           1

   Revisions of previous
     estimates                       (8,726)         (86)       2,954            29        7,018          63

   Sales of minerals in
     place                               --           --       (3,626)         (212)     (12,044)        (33)

   Production                        (5,195)         (40)      (7,874)          (59)     (10,793)       (148)
                                    -------         ----      -------          ----      -------        ----

   Balance at end of year            20,676          177       34,594           303       43,140         545
                                    -------         ----      -------          ----      -------        ----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1998:

                                                           Reserves
                                                       December 31, 1998
                                                      --------------------

                                                                    Natural               Wells
                                                          Oil          Gas        --------------------
Acquisition                State(s)                     (BBLS)       (MMCF)       Gross          Net
-----------                ---------                    ------      -------       ------       -------
Cairn                      AL, AR, CA, KS,
                           LA, MI, MS, NM,
                           OK, TX, WY                   13,340          51           178         3.247
Mission Oil
   Company                 TX                              332           9            47         0.128
Hardy Oil Company          TX                              251          11             4         0.005
Amoco                      OK                              809          77           108         0.131
AWP                        TX                            5,944          29             1         0.014
                                                       -------         ---           ---        ------
                                                        20,676         177           338         3.525
                                                       -------         ---           ---        ------

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 322 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1997 and 1998, the Partnership distributed a total of $300,900 and $177,800, respectively, to the holders if its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1998, 1997, 1996 1995 and 1994, should be read in conjunction with the financial statements included in Item 8:

                                  1998               1997               1996              1995             1994
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $      96,290      $     209,444      $     441,723      $      298,575    $     248,107
Income (Loss)              $     (76,702)     $      81,272      $     235,917      $       38,575    $      35,645
Total Assets               $     374,389      $     566,447      $     876,048      $      907,269    $   1,099,335
Cash Distributions         $     191,931      $     149,413      $     199,203      $      127,845    $     193,766
Long Term Obligations      $          --      $          00      $          --      $           --    $          --
Limited Partners' Net
 Income (Loss) Per Unit    $       (1.26)     $        2.91      $        3.25      $          .66    $        1.13
Limited Partners' Cash
 Distributions Per Unit    $        6.50      $        5.50      $        3.32      $         3.87    $       12.18


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $88,827, $402,580 and $73,589 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $10,312 and $306,001 in 1997 and 1996, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1998, 1997 and 1996 totaled $14,752, $8,756 and $14,686, respectively. Cash distributions to partners totaled $191,931, $333,193 and $199,203 in 1998, 1997 and 1996, respectively.

Results of Operations

         Income from nonoperating interests decreased 57 percent in 1998 over 1997. Oil and gas sales decreased 53 percent in 1998 vs. 1997. 1998 oil and gas prices decreased 42 percent or $7.44/BBL and 20 percent or $.49/MCF, respectively. These price declines had a significant impact on partnership performance. Also, production volumes decreased 33 percent due to a 32 percent gas production decrease and a 34 percent oil production decline. The decrease in gas production, due to accelerated depletion in 1998 on a south Louisiana gas unit (Cairn acquisition) further contributed to the partnership's decreased revenues. The sale in late 1997 of one of the partnership's oil properties partially contributed to the 1998 oil production declines.

         Total amortization expense for 1998 increased 89 percent or $58,770 when compared to 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 8 percent or $5,359 in 1998 when compared to 1997, relating to the 33 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1998 of $64,129, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


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

         During 1999, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1998. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999 regarding the directors and executive officers of Swift.

                                              Position(s) with
         Name              Age            Swift and Other Companies
         ----              ---            -------------------------
                                     DIRECTORS

A. Earl Swift              65        Chief Executive Officer and
                                     Chairman of the Board

Virgil N. Swift            70        Executive Vice President - Business
                                     Development, Vice Chairman of the Board

G. Robert Evans            67        Director of Swift; Chairman of the Board,
                                     Material Sciences Corporation;
                                     Director, Consolidated Freightways, Inc.,
                                     Fibreboard  Corporation,   Elco  Industries,
                                     and Old Second Bancorp

Raymond O. Loen            74        Director of Swift; President, R. O. Loen
                                     Company

Henry C. Montgomery        63        Director of Swift; Chairman of the Board,
                                     Montgomery Financial Services Corporation;
                                     Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        50        Director of Swift; President, Somerset
                                     Properties, Inc.

Harold J. Withrow          71        Director of Swift

                                     EXECUTIVE OFFICERS

Terry E. Swift             43        President, Chief Operating Officer

John R. Alden              53        Senior Vice President - Finance,
                                     Chief Financial Officer and Secretary

Bruce H. Vincent           51        Senior Vice President - Funds Management

James M. Kitterman         54        Senior Vice President - Operations

Joe A. D'Amico             50        Senior Vice President- Exploration and
                                     Development

Alton D. Heckaman, Jr.     41        Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997           IV-3

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                       IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                       IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                       IV-6

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

  b(1) REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1989-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-C, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-C, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                             ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                            1998                 1997
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      119,352       $      237,208
              Nonoperating interests income receivable                                         44,024               84,237
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        163,376              321,445
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,308,964            2,294,212
         Less-Accumulated amortization                                                     (2,097,951)          (1,973,105)
                                                                                       ---------------      ---------------
                                                                                              211,013              321,107
                                                                                       ---------------      ---------------
                                                                                       $      374,389       $      642,552
                                                                                       ===============      ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,946       $        4,476
                                                                                       ---------------      ---------------

         Limited Partners' Capital (27,353 Limited Partnership Units;
                                   $100 per unit)                                             369,382              638,059
         General Partners' Capital                                                                 61                   17
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     369,443              638,076
                                                                                       ---------------      ---------------
                                                                                       $      374,389       $      642,552
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     1998             1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $        87,304  $       205,070   $       440,185
   Interest income                                                        8,986           12,645             1,538
                                                                ---------------  ---------------   ---------------
                                                                         96,290          217,715           441,723
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
     Normal provision                                                    60,717           66,076           152,982
     Additional provision                                                64,129               --                --
   General and administrative                                            48,146           52,373            52,824
                                                                ---------------  ---------------   ---------------
                                                                        172,992          118,449           205,806
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       (76,702) $        99,266   $       235,917
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                 Limited           General         Combining
                                                 Partners          Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $       809,024   $         4,756  $        22,229     $      836,009

Income (Loss)                                         218,223            32,663          (14,969)           235,917

Cash Distributions                                   (175,800)          (23,403)              --           (199,203)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 851,447            14,016            7,260            872,723
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          95,269            19,014          (15,017)            99,266

Cash Distributions                                   (300,900)          (33,013)              --           (333,913)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                                 645,816                17           (7,757)           638,076
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         (34,577)           14,175          (56,300)           (76,702)

Cash Distributions                                   (177,800)          (14,131)              --           (191,931)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $       433,439   $            61  $       (64,057)    $      369,443
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1996                                    $          7.98
                                              ===============
      1997                                    $          3.48
                                              ===============
      1998                                    $         (1.26)
                                              ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                      1998              1997             1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       (76,702)  $        99,266  $       235,917
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       124,846            66,076          152,982
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   40,213           236,087         (247,375)
        Increase (decrease) in accounts payable                                              470             1,151          (67,935)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                     88,827           402,580           73,589
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (14,752)           (8,756)         (14,686)
    Proceeds from sales of nonoperating interests in oil and gas properties                   --            10,312          306,001
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (14,752)            1,556          291,315
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (191,931)         (333,913)        (199,203)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (117,856)           70,223          165,701
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           237,208           166,985            1,284
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       119,352   $       237,208  $       166,985
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout occurred in January 1999; therefore, for 1999 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective September 30, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-C, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1998, 1997 and 1996, the Partnership acquired nonoperating interests in producing oil and gas properties for $14,752, $41,030, and $14,686, respectively.

         During 1998, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $64,129. In addition, during 1998, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $31,331. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $68,383 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $68,383 was paid to Swift in 1989 for services performed for the Partnership. During 1998, 1997 and 1996, the Partnership paid Swift $39,294, $41,030 and $41,030, respectively, as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $27,301, $154,959 and $579,181, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                   -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                   -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                   -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-C, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
           --------------                   -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
           --------------                   -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                   -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                   -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                   -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                   -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                   -----------------------------------
                                             Harold J. Withrow
                                             Director