Form 10-Q
period 1999-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 1999-05-11
CIK 857531

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                    3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 10

PART II.    OTHER INFORMATION                                            11


SIGNATURES                                                               12

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1999                  1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       90,181       $      119,352
              Nonoperating interests income receivable                                         41,983               44,024
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        132,164              163,376
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,319,853            2,308,964
         Less-Accumulated amortization                                                     (2,105,949)          (2,097,951)
                                                                                       ---------------      ---------------
                                                                                              213,904              211,013
                                                                                       ---------------      ---------------
                                                                                       $      346,068       $      374,389
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        6,870       $        4,946
                                                                                       ---------------      ---------------

         Limited Partners' Capital (27,353 Limited Partnership Units;
                                   $100 per unit)                                             338,745              369,382
         General Partners' Capital                                                                453                   61
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     339,198              369,443
                                                                                       ---------------      ---------------
                                                                                       $      346,068       $      374,389
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $         9,467   $        27,471
             Interest income                                                               1,286             2,909
                                                                                 ---------------   ---------------
                                                                                          10,753            30,380
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                  7,998            15,153
             General and administrative                                                   15,221            11,103
                                                                                 ---------------   ---------------
                                                                                          23,219            26,256
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (12,466)  $         4,124
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.42)
                                                 ============
         March 31, 1998                       $           .15
                                                 ============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                       1999                    1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $        (12,466)       $         4,124
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                         7,998                 15,153
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                    2,041                 28,167
        Increase (decrease) in accounts payable                                            1,924                   (775)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                          (503)                46,669
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                    (11,858)                (1,181)
        Proceeds from sales of nonoperating interests in oil and gas properties              969                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (10,889)                (1,181)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (17,779)               (69,046)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (29,171)               (23,558)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         119,352                237,208
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         90,181        $       213,650
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues are being shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997, 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred as of January 1, 1999; therefore, for 1999 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(503) and $46,669 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $17,779 and $69,046 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 66 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $26,389 or 59 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production from the partnership's mature wells. Current quarter gas and oil production declined 36 percent and 70 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices held steady at an average $1.68/MCF, however, oil prices declined 12 percent or $1.60 to an average $11.91/BBL for the quarter contributing to the decreased revenues.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 50 percent for the quarter.

      Total amortization expense decreased 47 percent or $7,155 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      Partnership   payout  occurred  as  of  January  1,  1999.   During  1999,
partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1999             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1999             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer