Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-C LTD
filed 2000-05-12
CIK 857531

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to
                                               --------    --------
                         Commission File Number 0-18360

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
             (Exact name of registrant as specified in its charter)


          Texas                                          76-0281859
(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of organization)


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

                                      INDEX

PART I.    FINANCIAL INFORMATION                                       PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                   3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999      4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                                 BALANCE SHEETS

                                                               March 31,       December 31,
                                                                 2000              1999
                                                              -----------      -----------
                                                              (Unaudited)

ASSETS:
Current Assets:
     Cash and cash equivalents                                $    60,280      $    65,174
     Nonoperating interests income receivable                      39,008           54,415
                                                              -----------      -----------
          Total Current Assets                                     99,288          119,589
                                                              -----------      -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                     2,321,432        2,321,052
Less-Accumulated amortization                                  (2,143,220)      (2,136,396)
                                                              -----------      -----------
                                                                  178,212          184,656
                                                              -----------      -----------
                                                              $   277,500      $   304,245
                                                              ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                         $     4,179      $     4,478
                                                              -----------      -----------

Limited Partners' Capital (27,353 Limited Partnership
                               Units; $100 per unit)              273,179          299,749
General Partners' Capital                                             142               18
                                                              -----------      -----------
          Total Partners' Capital                                 273,321          299,767
                                                              -----------      -----------
                                                              $   277,500      $   304,245
                                                              ===========      ===========



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                 2000             1999
                                                              -----------      -----------

REVENUES:
     Income from nonoperating interests                       $    16,544      $     9,467
     Interest income                                                  856            1,286
                                                              -----------      -----------
                                                                   17,400           10,753
                                                              -----------      -----------


COSTS AND EXPENSES:
     Amortization                                                   6,824            7,998
     General and administrative                                    13,558           15,221
                                                              -----------      -----------
                                                                   20,382           23,219
                                                              -----------      -----------

NET INCOME (LOSS)                                             $    (2,982)     $   (12,466)
                                                              ===========      ===========


Limited Partners' net income (loss)
     per unit                                                 $     (0.12)     $     (0.42)
                                                              ===========      ===========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  -----------------------
                                                                                     2000          1999
                                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                $  (2,982)    $ (12,466)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                6,824         7,998
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable       15,407         2,041
               Increase (decrease) in accounts payable                                 (299)        1,924
                                                                                  ---------     ---------
          Net cash provided by (used in) operating activities                        18,950          (503)
                                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                     (380)      (11,858)
     Proceeds from sales of nonoperating interests in oil and gas properties             --           969
                                                                                  ---------     ---------
          Net cash provided by (used in) investing activities                          (380)      (10,889)
                                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                 (23,464)      (17,779)
                                                                                  ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4,894)      (29,171)
                                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     65,174       119,352
                                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  60,280     $  90,181
                                                                                  =========     =========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $18,950 and $(503) for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $23,464 and $17,779 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 75 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $13,697 or 76 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 105 percent or $12.55/BBL to an average of $24.46/BBL and gas prices increased 95 percent or $1.60/MCF to an average of $3.28/MCF for the quarter. Current quarter production volumes decreased 17 percent as oil production increased 71 percent and gas production declined 54 percent when compared to first quarter 1999 production volumes.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 114 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 77 percent.

      Total amortization expense decreased 15 percent or $1,174 in 2000 compared to first quarter 1999.

      Partnership   payout  occurred  as  of  January  1,  1999.   During  2000,
partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1989-C, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner

Date:     May 8, 2000        By:        /s/ John R. Alden
          -----------                   ----------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 8, 2000        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   ----------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer